Form 10-Q
period 1994-03-31
TRICO PRODUCTS CORP
filed 1994-04-29
CIK 99724

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                     FORM 10-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1994.

                                        OR




   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


   For the transition period from                     to

   Commission file number  0-870


                           TRICO PRODUCTS CORPORATION
              (Exact name of Registrant as specified in its charter)


              New York                                   16-066-5680
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


   817 Washington Street, Buffalo, New York               14203
   (Address of principal executive offices)             (Zip Code)


   Registrant's telephone number, including area code       716-852-5700


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  Yes  X   No


   1,872,212 shares of common stock were outstanding at March 31, 1994.

   PART I.  Item 1.  Financial Statements

                             TRICO PRODUCTS CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)

                                       ASSETS
                                                     March 31     December 31
                                                       1994           1993
   Current assets:                                   --------     -----------
     Cash and equivalents                            $  3,379      $    419
     Accounts receivable                               42,395        51,263
     Inventories                                       25,277        32,108
     Other current assets                               2,874         3,083
     Customer tooling in progress                       2,981         4,339
     Deferred restructuring expenses                   16,276        16,215
                                                     --------      --------
        Total current assets                           93,182       107,427

   Property, plant and equipment, net                  67,159        67,000
   Other assets                                         3,499         3,445
                                                     --------      --------
   Total assets                                      $163,840      $177,872
                                                     ========      ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Notes payable                                   $  7,575      $  8,139
     Current portion of long-term debt                  2,174         2,174
     Accounts payable                                  28,745        31,850
     Payrolls and other liabilities                    13,333        16,383
     Liability for restructuring expenses               3,171         3,726
                                                     --------      --------
        Total current liabilities                      54,998        62,272
                                                     --------      --------
   Long-term debt                                      30,538        39,714
   Other liabilities                                    5,689         5,574
   Non-current restructuring liabilities                  860           860
                                                     --------      --------
        Total non-current liabilities                  37,087        46,148
                                                     --------      --------
   Shareholders' equity:
     Common stock, without par value -
       2,700,000 shares authorized and issued
       at stated value of $7.75 per share              20,925        20,925
     Additional paid-in capital                           751           696
     Retained earnings                                 66,311        64,226
     Cumulative translation adjustments                (4,162)       (4,379)
     Minimum pension liability adjustment              (2,769)       (2,769)
     Loans to employees - stock purchases                (597)         (500)
     Treasury stock, at cost - 827,788 and
       831,788 shares, respectively                    (8,704)       (8,747)
                                                     --------      --------
        Total shareholders' equity                     71,755        69,452
                                                     --------      --------
   Total liabilities and shareholders' equity        $163,840      $177,872
                                                     ========      ========

   The accompanying notes are an integral part of these financial statements

                             TRICO PRODUCTS CORPORATION
                  CONSOLIDATED RESULTS OF OPERATIONS AND EARNINGS
                             REINVESTED IN THE BUSINESS
                         FOR THE THREE MONTHS ENDED MARCH 31
                               (Dollars in Thousands)



                                                       1994         1993
                                                       ----         ----
   Net sales                                         $95,231       $80,521

   Cost of goods sold                                 84,307        70,639
                                                     -------       -------
   Gross profit                                       10,924         9,882

   Selling, general and administrative expenses        7,098         8,211
                                                     -------       -------
   Operating income                                    3,826         1,671

   Dividend and other income                             215           239

   Interest expense                                   (1,086)       (1,122)
                                                     -------       -------
   Income before income taxes                          2,955           788

   Income tax provision                                  870            87
                                                     -------       -------
   Net income                                          2,085           701

   Retained earnings, January 1                       64,226        60,969
                                                     -------       -------
   Retained earnings, March 31                       $66,311       $61,670
                                                     =======       =======


   Net income per share                                $1.11         $0.38
                                                     =======       =======








   The accompanying notes are an integral part of these financial statements

                             TRICO PRODUCTS CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31
                               (Dollars in Thousands)


                                                       1994         1993
   Cash flows provided by (used in)                    ----         ----
    operating activities:
     Net income                                      $ 2,085       $   701
     Adjustments to reconcile net income to net
      cash from operating activities:
       Depreciation and amortization                   3,687         3,928
       Other                                            (157)           49
     Change in assets and liabilities:
       Accounts receivable                             9,158        (7,708)
       Inventories                                     6,919         4,665
       Other assets                                    1,214           132
       Payables, payroll and other liabilities        (5,880)       (3,335)
       Liability for restructuring expenses             (693)       (3,289)
                                                     -------       -------
   Net cash from operating activities                 16,333        (4,857)
                                                     -------       -------

   Cash flows provided by (used in)
    investing activities:
     Capital expenditures - property, plant
       and equipment                                  (3,639)       (4,260)
     Proceeds from sale of joint venture                 -             500
                                                     -------       -------
   Net cash from investing activities                 (3,639)       (3,760)
                                                     -------       -------

   Cash flows provided by (used in)
    financing activities:
     Net increase (decrease) in borrowings
       under revolving credit agreements and
       notes payable                                  (9,385)       10,570
     Proceeds from new debt facilities                   -           7,535
     Principal payments under long-term debt            (558)       (5,404)
                                                     -------       -------
   Net cash from financing activities                 (9,943)       12,701
                                                     -------       -------

   Effect of exchange rate changes on cash               209            23
                                                     -------       -------
   Net increase in cash and equivalents                2,960         4,107

   Cash and equivalents, January 1                       419         1,195
                                                     -------       -------

   Cash and equivalents, March 31                    $ 3,379       $ 5,302
                                                     =======       =======

   The accompanying notes are an integral part of these financial statements

                            TRICO PRODUCTS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


   1. The information forwarded in this report reflects all adjustments which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods. This report has not been audited by Independent Accountants and the information herein is subject to year-end adjustments and audit. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 1993, 1992 and 1991 that are included in Item 8 of Part II of the 1993 Annual Report to the Securities and Exchange Commission on Form 10-K.

   2. Earnings per share - Earnings per share are based on the following weighted average number of shares outstanding during the period:

                                                      Three Months Ended
                                                          March 31,
                                                      1994          1993
                                                      ----          ----
       Weighted average shares                      1,869,965     1,847,296


   3. Inventories - Approximately 84% and 85% of inventories were valued using the LIFO method at March 31, 1994 and December 31, 1993, respectively. The major classes of inventory were as follows:

                                                    March 31,    December 31,
                                                       1994          1993
                                                    ---------    ------------
                                                     (Dollars in thousands)

       Finished goods                                $ 6,756       $ 8,016
       Work-in-process                                 5,059         7,341
       Raw materials and supplies                     13,462        16,751
                                                     -------       -------
                                                     $25,277       $32,108
                                                     =======       =======

   4.  Property, plant and equipment, at cost -

                                                    March 31,    December 31,
                                                    ---------    ------------
                                                     (Dollars in thousands)

       Land                                         $  2,085       $  2,083
       Buildings                                      38,372         38,410
       Machinery and equipment                       111,071        110,533
       Improvements in progress                        7,769          4,443
                                                    --------       --------
                                                     159,297        155,469

       Less accumulated depreciation                  92,138         88,469
                                                    --------       --------
                                                    $ 67,159       $ 67,000
                                                    ========       ========

       Depreciation expense for the three months ended March 31, 1994 and 1993 was $3,687,000 and $3,928,000, respectively.

   5. Statement of cash flows related disclosures - The Company entered into financing transactions in 1994 and 1993 resulting in capital lease obligations of $57,000 and $594,000, respectively. Cash paid during the three months for interest and income taxes were as follows:
                                                    March 31,      March 31,
                                                    ---------      ---------

       Interest                                     $1,306,000    $889,000

       Income taxes                                  1,525,000       -


   6. Income taxes - The income tax provision represents alternative minimum tax on North American income.

   7. Commitments, contingencies and legal matters - In the normal course of business, the Company is subject to certain product recalls and various liabilities, some contingent in nature, relating to environmental cleanup costs and lawsuits. The Company estimates the range of loss exposure for such items at March 31, 1994, to be from $1.6 million to $16.0 million. $1.6 million of loss contingencies is included in Payrolls and Other Liabilities at March 31, 1994. The outcome of these matters, individually or in the aggregate, is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

       The Company has been identified as a potentially responsible party ("PRP") at eight sites that are under the jurisdiction of the United States Environmental Protection Agency or the New York State Department of Environmental Conservation ("DEC"). The Company's exposure for material loss contingencies for the remediation of five of these sites is considered remote at this time. The Company's exposure for loss contingencies for the remediation of two of the sites is not estimable at this time, as no estimated range of the cost to remediate the sites is available, nor has the Company's share percentage of these remediation costs been determined. Their effect on the Company's financial position, results of operations or cash flows is not determinable at this time. The Company is one of twenty PRP's for purposes of site investigation and possible remediation at the Pfohl Brothers Landfill. The DEC estimates the costs for this remedial effort to be approximately $53 to $60 million. The Company has entered into a preliminary participation agreement with ten other companies to jointly negotiate with New York State to remediate the site and to pursue non-participating entities. The Company's exposure for loss contingencies for the remediation of the Pfohl Brothers Landfill has been preliminarily estimated at 1.03% of the $53-$60 million estimated cost to remediate the site, or in the range of $0.5 to $0.6 million. This preliminary share percentage is subject to future review and negotiation. The Company reviews and evaluates its exposure for environmental loss contingencies on a quarterly basis. Approximately $1.1 million of loss contingencies for environmental cleanup costs has been accrued at March 31, 1994 and is included in the above mentioned $1.6 million included in Payrolls and other Liabilities.

       The Company is being investigated by U.S. Customs Service for alleged customs violations. The Company is fully cooperating with the review and does not anticipate a material adverse outcome.

   Part I.  Item 2.  Management's Discussion and Analysis of
     Results of Operations and Financial Condition


   Results of Operations -

   Manufacturing operations resulted in a profit of $3,826,000 compared to $1,671,000 in the first quarter of 1993, an increase of 129%. North American operations improved as operating income increased to $4,466,000 from $899,000 in 1993. The improvement in North American earnings was primarily due to increased pricing and sales volume. United Kingdom operations worsened as an 11% decrease in sales volume resulted in an operating loss of $619,000 compared to operating income of $456,000 in 1993. Australian operations incurred an operating loss of $21,000 compared to operating income of $316,000 in 1993 as sales volumes to North American operations were reduced.

   Sales increased $14,710,000 or 18.3%. The sales increase occurred in the North American operations, partially offset by a sales decrease in the United Kingdom (U.K.) operations. North American sales increased 23% primarily due to an increase in original equipment market shipments.

   Cost of goods sold (COGS) increased $13,668,000, or 19.3%. COGS was 88.5% of sales as compared to 87.7% in the first quarter of 1993. The increase as a percentage of net sales of 0.8% was due to decreased margins in U.K. and Australian operations partially offset by higher margins in North American operations.

   Selling, general and administrative expenses decreased $1,113,000 from the first quarter of 1993 primarily due to decreased research and development expenses and distribution expenses.

   Interest expense decreased $36,000 as lower debt levels were offset by higher interest rates.

   Liquidity and Capital Resources -

       Operating activities provided $16,300,000 of cash flows primarily from accounts receivable and inventory reductions, investments in capital expenditures totaled $3,600,000 while financing activities consumed $9,900,000 of cash as debt levels were decreased.

       The Company has total credit facilities of $65,100,000 with credit available under these lines of $17,600,000 at March 31, 1994. In North America, the Company has credit facilities of $51,000,000. The North American revolving credit facility provides for borrowings of up to $42,000,000 to the extent of available collateral and is secured by accounts receivable and inventory. Availability under this facility at March 31, 1994 was $14,800,000. The Company's U.K. subsidiary currently has 8,000,000 pounds sterling or approximately $11,800,000 in financings, both unsecured and secured. Availability under these debt agreements at March 31, 1994 was approximately 400,000 pounds sterling or approximately $600,000. The Company's Australian subsidiary has financing facilities of $3,300,000 Australian dollars or approximately $2,300,000. Availability under these credit facilities at March 31, 1994 was $3,200,000 Australian dollars or approximately $2,200,000.

       Expenditures for the current portion of restructuring liabilities will total $3,200,000. The Company expects capital expenditures over the next twelve months to be in the range of $12 million to $15 million. The Company is seeking to finance $5,000,000 to $9,000,000 of these expenditures by obtaining long-term financing secured by new machinery and equipment. The balance is expected to be funded from operations, the existing credit facilities, and proceeds realized from the sale of the U.K. land. See note 7 to the Consolidated Financial Statements for a discussion of contingent items.

       The Company entered into a contract in September 1993 for the sale of its nine acres of land in London for 11,000,000 pounds sterling or $16,300,000. The contract is contingent upon obtaining governmental

   Liquidity and Capital Resources -

   approval to rezone the property from industrial to non-food retail park use. The local planning board has declined to approve the initial planning and the Company is appealing this decision. The Company expects its appeal to prevail. Upon satisfaction of the contingency to the contract of sale, the Company expects the gain on the sale of the land to offset the deferred restructuring expenses of 10,960,000 pounds sterling or $16,276,000 included in current assets.

       In the first quarter of 1994, the Company renegotiated pricing on certain unprofitable or low margin original equipment and replacement market products. Cash flow generated from repricing, operations and cash obtained from credit facilities are the Company's primary sources of cash. Additionally, the Company anticipates generating cash from the sale of its land in the United Kingdom. Management expects cash from operations and existing credit facilities will be sufficient to meet capital requirements and other planned commitments over the next twelve months. Management expects to be able to borrow the excess of long-term cash requirements over cash from operations and existing credit facilities.

   PART II.  Other Information


   Item 1.  Legal Proceedings

       On or about April 11, 1994, Registrant was served in an action commenced in New York Supreme Court, County of Erie, entitled Robert W. Pfohl et al v. Amax, Inc. et al and filed on November 12, 1993. Plaintiffs who brought the action are property owners adjacent to the Pfohl Brothers Landfill site (a New York State Department of Environmental Conservation superfund site) where Registrant and the other defendants are PRP's at the site. Plaintiffs seek personal and property damages of approximately $11.9 million.


   Item 2.  Changes in Securities

   None


   Item 3.  Default upon Senior Securities

   None


   Item 4.  Submission of Matters to a Vote of Security Holders

   None


   Item 5.  Other Information

   None


   Item 6.  Exhibits and Reports on Form 8-K

   None

   PART II.  Other Information


                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TRICO PRODUCTS CORPORATION




     Date:  4/28/94                       /s/ Christopher T. Dunstan
                                          Christopher T. Dunstan,
                                          Vice Chairman, Senior Vice
                                           President Finance and
                                           Administration, CFO



     Date:  4/28/94                       /s/ Eric B. Brooks
                                          Eric B. Brooks,
                                          Controller
                                           (Chief Accounting Officer)