Form 10-Q
period 1994-06-30
TRICO PRODUCTS CORP
filed 1994-08-12
CIK 99724

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-Q




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994.

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


1,878,629 shares of common stock were outstanding at June 30, 1994.

PART I.  Item 1.  Financial Statements

                          TRICO PRODUCTS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                    ASSETS
                                                   June 30     December 31
                                                     1994         1993
                                                   -------     -----------
Current assets:
  Cash and equivalents                            $    484      $    419
  Accounts receivable                               44,480        51,263
  Inventories                                       28,947        32,108
  Other current assets                               2,139         3,083
  Customer tooling in progress                       4,554         4,339
  Deferred restructuring expenses                   16,917        16,215
                                                  --------      --------
     Total current assets                           97,521       107,427

Property, plant and equipment, net                  68,585        67,000
Other assets                                         3,577         3,445
                                                  --------      --------
Total assets                                      $169,683      $177,872
                                                  ========      ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                   $  9,125      $  8,139
  Current portion of long-term debt                  2,334         2,174
  Accounts payable                                  29,392        31,850
  Payrolls and other liabilities                    16,220        16,383
  Liability for restructuring expenses               3,006         3,726
                                                  --------      --------
     Total current liabilities                      60,077        62,272
                                                  --------      --------
Long-term debt                                      29,038        39,714
Other liabilities                                    5,706         5,574
Non-current restructuring liabilities                  638           860
                                                  --------      --------
     Total non-current liabilities                  35,382        46,148
                                                  --------      --------
Shareholders' equity:
  Common stock, without par value -
    2,700,000 shares authorized and issued
    at stated value of $7.75 per share              20,925        20,925
  Additional paid-in capital                           841           696
  Retained earnings                                 68,207        64,226
  Cumulative translation adjustments                (3,588)       (4,379)
  Minimum pension liability adjustment              (2,769)       (2,769)
  Loans to employees - stock purchases                (755)         (500)
  Treasury stock, at cost - 821,371 and
    831,788 shares, respectively                    (8,637)       (8,747)
                                                  --------      --------
     Total shareholders' equity                     74,224        69,452
                                                  --------      --------
Total liabilities and shareholders' equity        $169,683      $177,872
                                                  ========      ========

The accompanying notes are an integral part of these financial statements

                          TRICO PRODUCTS CORPORATION
               CONSOLIDATED RESULTS OF OPERATIONS AND EARNINGS
                          REINVESTED IN THE BUSINESS
                      FOR THE THREE MONTHS ENDED JUNE 30
                            (Dollars in Thousands)



                                                    1994          1993
                                                  -------       -------

Net sales                                         $87,787       $77,675

Cost of goods sold                                 76,670        67,252
                                                  -------       -------

Gross profit                                       11,117        10,423

Selling, general and administrative expenses        7,549         8,200
                                                  -------       -------

Operating income                                    3,568         2,223

Other income                                          131           (78)

Interest expense                                     (953)       (1,216)
                                                  -------       -------

Income before income taxes                          2,746           929

Income tax provision                                  850           179
                                                  -------       -------

Net income                                          1,896           750

Retained earnings, April 1                         66,311        61,670
                                                  -------       -------

Retained earnings, June 30                        $68,207       $62,420
                                                  =======       =======

Net income per share                                $1.01         $0.40
                                                  =======       =======


The accompanying notes are an integral part of these financial statements

                          TRICO PRODUCTS CORPORATION
               CONSOLIDATED RESULTS OF OPERATIONS AND EARNINGS
                          REINVESTED IN THE BUSINESS
                       FOR THE SIX MONTHS ENDED JUNE 30
                            (Dollars in Thousands)



                                                    1994          1993
                                                  --------      --------

Net sales                                         $183,018      $158,196

Cost of goods sold                                 160,977       137,891
                                                  --------      --------

Gross profit                                        22,041        20,305

Selling, general and administrative expenses        14,647        16,411
                                                  --------      --------

Operating income                                     7,394         3,894

Other income                                           346           161

Interest expense                                    (2,039)       (2,338)
                                                  --------      --------

Income before income taxes                           5,701         1,717

Income tax provision                                 1,720           266
                                                  --------      --------

Net income                                           3,981         1,451

Retained earnings, January 1                        64,226        60,969
                                                  --------      --------

Retained earnings, June 30                        $ 68,207      $ 62,420
                                                  ========      ========

Net income per share                                 $2.13         $0.78
                                                  ========      ========


The accompanying notes are an integral part of these financial statements

                          TRICO PRODUCTS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30
                            (Dollars in Thousands)


                                                        1994         1993
Cash flows provided by (used in)                     --------      -------
 operating activities:
  Net income                                         $  3,981      $ 1,451
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                       7,350        6,982
    Gain on sale of property, plant and equipment        (213)        (252)
    Remeasurement gain                                   (337)         (52)
    Other                                                (235)         (47)
  Change in assets and liabilities:
    Accounts receivable                                 7,596       (3,231)
    Inventories                                         3,543         (326)
    Other assets                                          379       (1,440)
    Payables, payroll and other liabilities            (2,858)      (2,298)
    Liability for restructuring expenses                 (988)      (3,693)
                                                     --------      -------
Net cash from operating activities                     18,218       (2,906)
                                                     --------      -------

Cash flows provided by (used in)
 investing activities:
  Capital expenditures - property, plant
    and equipment                                      (7,663)      (7,728)
  Proceeds from sale of property, plant
    and equipment                                         233        2,320
  Proceeds from sale of joint venture                     -          1,000
                                                     --------      -------
Net cash from investing activities                     (7,430)      (4,408)
                                                     --------      -------

Cash flows provided by (used in)
 financing activities:
  Net increase (decrease) in borrowings
    under revolving credit agreements and
    notes payable                                      (9,775)       4,931
  Proceeds from new debt facilities                       -          7,535
  Principal payments under long-term debt              (1,303)      (6,031)
                                                     --------      -------
Net cash from financing activities                    (11,078)       6,435
                                                     --------      -------

Effect of exchange rate changes on cash                   355           51
                                                     --------      -------
Net increase (decrease) in cash and equivalents            65         (828)

Cash and equivalents, January 1                           419        1,195
                                                     --------      -------

Cash and equivalents, June 30                        $    484      $   367
                                                     ========      =======

The accompanying notes are an integral part of these financial statements

                         TRICO PRODUCTS CORPORATION
                       NOTES TO FINANCIAL STATEMENTS


1. The information included in this report reflects all adjustments which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods. This report has not been audited by Independent Accountants and the information herein is subject to year-end adjustments and audit. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 1993, 1992 and 1991 that are included in Item 8 of Part II of the 1993 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. Earnings per share - Earnings per share are based on the following weighted average number of shares outstanding during the period ended June 30:

                                                   1994          1993
                                                 ---------     ---------

    Weighted average shares  - quarter           1,876,089     1,853,523

    Weighted average shares  - six months        1,873,027     1,850,409

3. Inventories - Approximately 85% of inventories were valued using the LIFO method at both June 30, 1994 and December 31, 1993. The major classes of inventory were as follows:

                                                 June 30,     December 31,
                                                   1994         1993
                                                 --------     ------------
                                                  (Dollars in thousands)

    Finished goods                                $ 9,720       $ 8,016
    Work-in-process                                 6,252         7,341
    Raw materials and supplies                     12,975        16,751
                                                  -------       -------
                                                  $28,947       $32,108
                                                  =======       =======

4.  Property, plant and equipment, at cost -

                                                 June 30,     December 31,
                                                   1994          1993
                                                 --------     ------------
                                                  (Dollars in thousands)

    Land                                         $  2,087       $  2,083
    Buildings                                      38,433         38,410
    Machinery and equipment                       112,835        110,533
    Improvements in progress                       10,403          4,443
                                                 --------       --------
                                                  163,758        155,469

    Less accumulated depreciation                  95,173         88,469
                                                 --------       --------
                                                 $ 68,585       $ 67,000
                                                 ========       ========

    Depreciation expense for the six months ended June 30, 1994 and 1993 was $7,350,000 and $6,982,000, respectively.

5. Statement of cash flows related disclosures - The Company entered into financing transactions in 1994 and 1993 resulting in capital lease obligations of $673,000 and $594,000, respectively. Cash paid during the six months for interest and income taxes were as follows:

                                                 June 30,      June 30,
                                                   1994          1993
                                                 ----------    --------
    Interest                                     $2,535,000    $889,000

    Income taxes                                  3,330,000       -


6. Income taxes - The income tax provision represents alternative minimum tax on North American income.


7. Long-term debt - The maturity date of the Company's revolving credit agreement has been extended to July 30, 1995.

8. Commitments, contingencies and legal matters - In the normal course of business, the Company is subject to certain product recalls and various liabilities, some contingent in nature, relating to environmental cleanup costs and lawsuits. The Company estimates the range of loss exposure for such items at June 30, 1994, to be from $4.1 million to $20.0 million. $4.1 million of loss contingencies is included in Payrolls and Other Liabilities at June 30, 1994. The outcome of these matters, individually or in the aggregate, is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

    The Company has been identified as a potentially responsible party ("PRP") at eight sites that are under the jurisdiction of the United States Environmental Protection Agency or the New York State Department of Environmental Conservation ("DEC"). The Company's exposure for material loss contingencies for the remediation of five of these sites is considered remote at this time. Of the three remaining sites, the Company's exposure for loss contingencies for the remediation of the site known as Roblin Steel, Tonawanda, New York, is not known at this time, as no estimated range of the cost to remediate the site is available, nor has the Company's share percentage of these remediation costs been determined, because a Remedial Investigation/Feasibility Study has not yet been commenced. However, although no estimate of the cost to remediate the site is determinable at this time, it should be noted that the Roblin Steel this site is adjacent to another site that was previously remediated (Envirotek II) at a total cost of approximately $3 million. For the Envirotek II site, the Company's share percentage of the remediation cost was 3.6% or approximately $100,000. It is this adjacent site which is alleged to have partially contaminated a portion of the Roblin Steel Site. Assuming that the current group of participants at the Envirotek II site will carry over to the Roblin Steel site, the Company's share will likely be approximately $30,000 for every $1 million in expenses.

    With respect to another remaining site known as the Booth Oil, Robinson Street, North Tonawanda site, the Company's exposure for 8 loss contingencies for the remediation of this site is not known at this time since the Company's liability, if any, with respect to the site has not yet been established and, consequently, no allocation has been made with respect to the Company's share percentage. At the present time, the New York State Department of Environmental Conservation has estimated the cost for the remediation of the site at approximately $20 million, but the existing PRP's dispute that estimate based upon their belief that existing alternative remediation technologies are feasible.

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

    The Company reviews and evaluates its exposure for environmental loss contingencies on a quarterly basis. Approximately $1.3 million of loss contingencies for environmental cleanup costs has been accrued at June 30, 1994 and is included in the above mentioned $4.1 million included in Payrolls and other Liabilities.

    The U.S. Customs Service continues to aggressively investigate the Company's compliance with customs regulations and may assert substantial additional duties and penalties. The Company's exposure for loss contingencies for this matter is not determinable at this time. However, the Company will continue to aggressively defend its position.

Part I.  Item 2.  Management's Discussion and Analysis of
  Results of Operations and Financial Condition


Results of Operations -

Three months ended June 30:
Manufacturing operations for the second quarter resulted in a profit of $3,568,000 compared to $2,223,000 in the second quarter of 1993, an increase of 61%. North American operations improved as operating income increased to $4,156,000 from $2,502,000 in 1993. The improvement in North American earnings was primarily due to improved margins and sales volume. United Kingdom operations worsened as a 9% increase in sales volume was not sufficient to offset decreased margins resulting in an operating loss of $921,000 compared to operating loss of $825,000 in 1993. Australian operations resulted in an operating income of $333,000 compared to operating income of $546,000 in 1993 as sales volumes to North American operations were reduced.

Sales increased $10,112,000 or 13.0%, primarily in the North American operations due to an increase in original equipment market shipments. These shipments are up due to higher new vehicle sales over the prior year and the Company's displacement of a competitor's product at an original equipment customer.

Cost of goods sold (COGS) increased $9,418,000, or 14.0%. COGS was 87.3% of sales as compared to 86.6% in the second quarter of 1993. The increase as a percentage of net sales of 0.7% was due to decreased margins in U.K. and Australian operations as a result of competitive pressures on pricing.

Selling, general and administrative expenses decreased $651,000 or 7.9% from the second quarter of 1993 primarily due to decreased research and development expenses and distribution expenses.

Interest expense decreased $263,000 as lower debt levels were partially offset by higher interest rates.

Results of Operations -

Six months ended June 30:
Manufacturing operations for the first six months resulted in a profit of $7,394,000 compared to $3,894,000 in 1993, an increase of 90%. North American operations improved as operating income increased to $8,622,000 from $3,400,000 in 1993. The improvement in North American earnings was primarily due to improved margins and sales volume. United Kingdom operations worsened as a 3% decrease in sales volume and lower margins resulted in increased operating losses of $1,540,000 compared to $369,000 in 1993. Australian operations earned operating income of $312,000 compared to operating income of $863,000 in 1993 as sales volumes to North American operations were reduced.

Sales increased $24,822,000 or 15.7%, primarily in the North American operations. North American sales increased 18% due to an increase in original equipment market shipments. These shipments are up due to higher new vehicle sales over the prior year and the Company's displacement of a competitor's product at an original equipment customer.

Cost of goods sold (COGS) increased $23,086,000, or 16.7%. COGS was 88.0% of sales as compared to 87.2% in 1993. The increase as a percentage of net sales of 0.8% was due to decreased margins in U.K. and Australian operations as a result of competitive pressures on pricing.

Selling, general and administrative expenses decreased $1,764,000 or 10.7% from 1993 primarily due to decreased research and development expenses and distribution expenses.

Interest expense decreased $299,000 as lower debt levels were partially offset by higher interest rates.

Liquidity and Capital Resources -

    The Company generated $18,218,000 of cash from operating activities. Net income before depreciation and amortization was $11,331,000.
Operating cash was used to reduce debt levels by $11,078,000 and invest in capital expenditures of $7,663,000.

    The Company has total credit facilities of $65,700,000 with credit available under these lines of $15,136,000 at June 30, 1994. In North America, the Company has credit facilities of $51,100,000. The revolving credit facility provides for borrowings of up to $42,000,000 to the extent of available collateral and is secured by accounts receivable and inventory. This facility was recently amended by extending the maturity date to July 30, 1995 and reducing borrowing costs by 50 basis points to prime plus 150 basis points. Availability under this facility at June 30, 1994 was $13,200,000. The Company's U.K. subsidiary currently has 7,900,000 pounds sterling or approximately $12,200,000 in credit facilities, both unsecured and secured. Availability under these facilities at June 30, 1994 was approximately 438,000 pounds sterling or approximately $676,000. The Company's Australian subsidiary has credit facilities of $3,300,000 Australian dollars or approximately $1,730,000. Availability under these facilities at June 30, 1994 was $1,700,000 Australian dollars or approximately $1,260,000.

    Expenditures for the current portion of restructuring liabilities will total $3,006,000. The Company expects capital expenditures over the next twelve months to be in the range of $12 million to $15 million. Funding for these is expected to be provided by cash generated from operations. Existing credit facilities will be used to fund seasonal working capital fluctuations. See note 8 to the Consolidated Financial Statements for a discussion of contingent items.

Liquidity and Capital Resources -

    The Company entered into a contract in September 1993 for the sale of its nine acres of land in London for 11,000,000 pounds sterling or approximately $17,000,000. The contract is contingent upon obtaining governmental approval to rezone the property from industrial to non-food retail park use. Local and regional governmental agencies have given approval to the rezoning of the property from industrial to non-food retail park use, with final approval from the Department of the Environment pending. The Company expects this final approval to be granted prior to the end of the year. Upon satisfaction of the contingency to the contract of sale, the Company expects the gain on the sale of the land to offset the accounting recognition of the deferred restructuring expenses of 10,960,000 pounds sterling or $16,936,000 included in current assets. The proceeds from the sale is expected to generate cash of approximately $17,000,000 and be received approximately twelve months from the receipt of the final approval of the rezoning.

    In the first six months of 1994, the Company generated cash flow from operations of $18.2 million as a result of strong earnings and working capital reductions. Cash flows from earnings represent the Company's primary sources of cash. Additionally, the Company anticipates generating cash from the sale of its land in the United Kingdom. Management expects cash from operations and existing credit facilities will be sufficient to meet capital requirements and other planned commitments over the next twelve months. Management expects in the long-term to be able to significantly reduce worldwide debt with cash generated from operations.

PART II.  Other Information


Item 1.  Legal Proceedings

    None


Item 2.  Changes in Securities

    None


Item 3.  Default upon Senior Securities

    None


Item 4.  Submission of Matters to a Vote of Security Holders

    On May 20, 1994, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, Paul A. Schoellkopf and Albert R. Mugel were elected directors of the Registrant, each to serve until the 1997 Annual Meeting. The following is a summary of the voting for directors, with the exception of A. Neville Procter who passed away on May 19, 1994:
                                                  Votes
           Nominee              Votes for        Withheld
       Paul A. Schoellkopf      1,337,967        301,581
       Albert R. Mugel          1,337,149        302,399

    The Registrant also has directors whose terms continue after the Annual Meeting. The terms of office of Christopher T. Dunstan, J. Walter Frey, and William F. Milliken, Jr. expire at the Annual Meeting in 1995 and the terms of Randolph A. Marks, William Rollo, and Richard L. Wolf expire at the Annual Meeting in 1996.


Item 5.  Other Information

    None


Item 6.  Exhibits and Reports on Form 8-K

    None

PART II.  Other Information


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRICO PRODUCTS CORPORATION




  Date:  8/05/94                       /s/ Christopher T. Dunstan
                                       Christopher T. Dunstan,
                                       Vice Chairman, Senior Vice
                                        President Finance and
                                        Administration, CFO



  Date:  8/05/94                       /s/ Eric B. Brooks
                                       Eric B. Brooks,
                                       Controller
                                        (Chief Accounting Officer)