Form 10-Q
period 1994-09-30
TRICO PRODUCTS CORP
filed 1994-11-02
CIK 99724

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-Q
                         ___________________________




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994.

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


1,878,629 shares of common stock were outstanding at September 30, 1994.

PART I.  Item 1.  Financial Statements

                          TRICO PRODUCTS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                    ASSETS
                                                September 30   December 31
                                                    1994           1993
                                                ------------   -----------
Current assets:
  Cash and equivalents                            $    441      $    419
  Accounts receivable                               48,372        51,263
  Inventories                                       28,223        32,108
  Other current assets                               1,914         3,083
  Customer tooling in progress                       5,642         4,339
  Deferred restructuring expenses                   17,278        16,215
                                                  --------      --------
     Total current assets                          101,870       107,427

Property, plant and equipment, net                  68,362        67,000
Other assets                                         3,258         3,445
                                                  --------      --------
Total assets                                      $173,490      $177,872
                                                  ========      ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                   $  9,521      $  8,139
  Current portion of long-term debt                  2,503         2,174
  Accounts payable                                  28,833        31,850
  Payrolls and other liabilities                    15,654        16,383
  Liability for restructuring expenses               2,878         3,726
                                                  --------      --------
     Total current liabilities                      59,389        62,272
                                                  --------      --------

Long-term debt                                      30,791        39,714
Other liabilities                                    5,562         5,574
Non-current restructuring liabilities                  757           860
                                                  --------      --------
     Total non-current liabilities                  37,110        46,148
                                                  --------      --------
Shareholders' equity:
  Common stock, without par value -
    2,700,000 shares authorized and issued
    at stated value of $7.75 per share              20,925        20,925
  Additional paid-in capital                           843           696
  Retained earnings                                 70,707        64,226
  Cumulative translation adjustments                (3,321)       (4,379)
  Minimum pension liability adjustment              (2,769)       (2,769)
  Loans to employees - stock purchases                (757)         (500)
  Treasury stock, at cost - 821,371 and
    831,788 shares, respectively                    (8,637)       (8,747)
                                                  --------      --------
     Total shareholders' equity                     76,991        69,452
                                                  --------      --------
Total liabilities and shareholders' equity        $173,490      $177,872
                                                  ========      ========

The accompanying notes are an integral part of these financial statements

                          TRICO PRODUCTS CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
               (Dollars in thousands, except per share amounts)



                                                    1994          1993
                                                    ----          ----

Net sales                                         $87,539       $71,525

Cost of goods sold:
  Excluding restructuring expenses                 74,167        66,629
  Restructuring expenses                            ---           4,818
                                                  -------       -------
Gross profit                                       13,372            78

Selling and administrative expenses                 8,432         8,134
                                                  -------       -------
Operating income (loss)                             4,940        (8,056)

Other income                                          243           188

Interest expense                                   (1,065)       (1,302)
                                                  -------       -------
Income (loss) before income taxes                   4,118        (9,170)

Income tax provision                                1,618           408
                                                  -------       -------
Net income (loss)                                   2,500        (9,578)

Retained earnings, July 1                          68,207        62,420
                                                  -------       -------
Retained earnings, September 30                   $70,707       $52,842
                                                  =======       =======

Net income (loss) per share                         $1.33        $(5.14)
                                                  =======       =======







The accompanying notes are an integral part of these financial statements

                          TRICO PRODUCTS CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
               (Dollars in thousands, except per share amounts)



                                                    1994          1993
                                                    ----          ----

Net sales                                         $270,557      $229,721

Cost of goods sold:
  Excluding restructuring expenses                 235,144       204,520
  Restructuring expenses                             ---           4,818
                                                  --------      --------
Gross profit                                        35,413        20,383

Selling and administrative expenses                 23,079        24,545
                                                  --------      --------
Operating income (loss)                             12,334        (4,162)

Other income                                           589           349

Interest expense                                    (3,104)       (3,640)
                                                  --------      --------
Income (loss) before income taxes                    9,819        (7,453)

Income tax provision                                 3,338           674
                                                  --------      --------
Net income (loss)                                    6,481        (8,127)

Retained earnings, January 1                        64,226        60,969
                                                  --------      --------
Retained earnings, September 30                   $ 70,707      $ 52,842
                                                  ========      ========

Net income (loss) per share                          $3.46        $(4.38)
                                                  ========      ========


The accompanying notes are an integral part of these financial statements

                          TRICO PRODUCTS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                            (Dollars in Thousands)


                                                        1994         1993
                                                        ----         ----
Cash flows provided by (used in)
operating activities:
  Net income                                         $  6,481       $ (8,127)
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                      10,298         10,256
    Provision for restructuring expense                  ---           4,818
    Gain on sale of property, plant and equipment        (336)          (293)
    Gain on sale of investment in joint venture          (285)          ---
    Remeasurement gain                                   (227)           (45)
    Deferred taxes                                       (237)          (626)
  Change in assets and liabilities:
    Accounts receivable                                 4,235        (10,024)
    Inventories                                         4,413         (2,420)
    Other assets                                         (793)          (778)
    Payables, payroll and other liabilities            (4,145)        (1,603)
    Liability for restructuring expenses               (1,110)        (4,472)
                                                     --------       --------
Net cash from operating activities                     18,294        (13,314)
                                                     --------       --------

Cash flows provided by (used in)
 investing activities:
  Capital expenditures - property, plant
    and equipment                                     (10,083)       (10,737)
  Proceeds from sale of property, plant
    and equipment                                         389          4,303
  Proceeds from sale of joint venture                     450          1,000
                                                     --------       --------
Net cash from investing activities                     (9,244)        (5,434)
                                                     --------       --------

Cash flows provided by (used in)
 financing activities:
  Net increase (decrease) in borrowings
    under revolving credit agreements and
    notes payable                                      (9,181)        14,793
  Proceeds from new debt facilities                     1,756          9,380
  Principal payments under long-term debt              (1,868)        (6,593)
                                                     --------       --------
Net cash from financing activities                     (9,293)        17,580
                                                     --------       --------

Effect of exchange rate changes on cash                   265             48
                                                     --------       --------
Net increase (decrease) in cash and equivalents            22         (1,120)

Cash and equivalents, January 1                           419          1,195
                                                     --------       --------
Cash and equivalents, September 30                   $    441       $     75
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

2. Earnings per share - Earnings per share are based on the following weighted average number of shares outstanding during the period ended September 30:

                                                   1994          1993
                                                 ---------     ---------
    Weighted average shares  - quarter           1,878,629     1,864,078

    Weighted average shares  - nine months       1,874,894     1,854,966

3. Inventories - Approximately 85% of inventories were valued using the LIFO method at both September 30, 1994 and December 31, 1993. The major classes of inventory were as follows:

                                              September 30,   December 31,
                                                  1994            1993
                                              -------------   ------------
                                                  (Dollars in thousands)

    Finished goods                                $ 8,610       $ 8,016
    Work-in-process                                 7,167         7,341
    Raw materials and supplies                     12,446        16,751
                                                  -------       -------
                                                  $28,223       $32,108
                                                  =======       =======

4.  Property, plant and equipment, at cost -

                                               September 30,  December 31,
                                                   1994          1993
                                               -------------  ------------
                                                  (Dollars in thousands)

    Land                                         $  2,088       $  2,083
    Buildings                                      38,554         38,410
    Machinery and equipment                       114,950        110,533
    Improvements in progress                       11,122          4,443
                                                 --------       --------
                                                  166,714        155,469

    Less accumulated depreciation                  98,352         88,469
                                                 --------       --------
                                                 $ 68,362       $ 67,000
                                                 ========       ========

    Depreciation expense for the nine months ended September 30, 1994 and 1993 was $10,298,000 and $10,256,000, respectively.

5. Statement of cash flows related disclosures - The Company entered into financing transactions in 1994 and 1993 resulting in capital lease obligations of $753,000 and $594,000, respectively. Cash paid during the nine months for interest and income taxes were as follows:

                                               September 30,  September 30,
                                                   1994           1993
                                               -------------  -------------

    Interest                                     $3,807,000    $3,858,000

    Income taxes                                  4,630,000       204,000


6. Income taxes - The income tax provision represents alternative minimum tax on North American income.


7. Long-term debt - The maturity date of the Company's revolving credit agreement has been extended to October 31, 1995.

8. Commitments, contingencies and legal matters - In the normal course of business, the Company is subject to certain product recalls and various liabilities, some contingent in nature, relating to environmental cleanup costs and lawsuits. The Company estimates the range of loss exposure for such items at September 30, 1994, to be from $5.7 million to $20.5 million. $5.7 million of loss contingencies is included in Payrolls and other liabilities at September 30, 1994. The outcome of these matters, individually or in the aggregate, is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

    The Company has been identified as a potentially responsible party ("PRP") at nine sites that are under the jurisdiction of the United States Environmental Protection Agency or the New York State Department of Environmental Conservation ("DEC"). The Company's exposure for material loss contingencies for the remediation of six of these sites is considered remote at this time. Of the three remaining sites, the Company's exposure for loss contingencies for the remediation of the site known as Roblin Steel, Tonawanda, New York, is not known at this time, as no estimated range of the cost to remediate the site is available, nor has the Company's share percentage of these remediation costs been determined, because a Remedial Investigation/Feasibility Study has not yet been commenced. However, although no estimate of the cost to remediate the site is determinable at this time, it should be noted that the Roblin Steel site is adjacent to another site that was previously remediated (Envirotek II) at a total cost of approximately $3 million. For the Envirotek II site, the Company's share percentage of the remediation cost was 3.6% or approximately $100,000. It is this adjacent site which is alleged to have partially contaminated a portion of the Roblin Steel Site. Assuming that the current group of participants at the Envirotek II site will carry over to the Roblin Steel site, the Company's share will likely be approximately $30,000 for every $1 million in expenses.

    With respect to another remaining site known as the Booth Oil, Robinson Street, North Tonawanda site, the Company's exposure for loss contingencies for the remediation of this site is not known at this time since the Company's liability, if any, with respect to the site has not yet been established and, consequently, no allocation has been made with respect to the Company's share percentage. At the present time, the New York State Department of Environmental Conservation has estimated the cost for the remediation of the site at approximately $20 million, but the existing twenty PRP's dispute that estimate based upon their belief that existing alternative remediation technologies are feasible at a significantly lower cost.

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

    The Company reviews and evaluates its exposure for environmental loss contingencies on a quarterly basis. Approximately $1.7 million of loss contingencies for environmental cleanup costs has been accrued at September 30, 1994 and is included in the above mentioned $5.7 million included in Payrolls and other liabilities.

    The U.S. Customs Service continues its investigation of the Company's compliance with customs regulations and may assert additional duties and penalties. The Company's exposure for loss contingencies for this matter is not determinable at this time. However, the Company will continue to aggressively defend its position.

Part I.  Item 2.  Management's Discussion and Analysis of
  Results of Operations and Financial Condition


Results of Operations -

Three months ended September 30:

Manufacturing operations for the third quarter resulted in an operating profit of $4,940,000 compared to a loss of $3,238,000 in 1993, exclusive of 1993 restructuring expenses of $4,818,000. North American operations improved as operating income was $4,744,000 compared to a loss of $3,530,000 in 1993, excluding restructuring expenses of $2,900,000 in 1993. The improvement in North American earnings was primarily due to improved margins and increased sales volume. In the United Kingdom operations, increased sales volume reduced the operating loss to $216,000 compared to an operating loss of $918,000 in 1993, excluding restructuring expenses of $1,918,000 in 1993. Australian operations resulted in an operating income of $412,000 compared to operating income of $1,210,000 in 1993 as sales volumes to North American operations were reduced.

Sales increased $16,014,000 or 22.4%, primarily in the North American operations due to an increase in original equipment market pricing and shipments. These shipments are up due to higher new vehicle sales over the prior year and the Company's displacement of a competitor's product at an original equipment customer.

Cost of goods sold (COGS) increased $2,720,000, or 3.8%. Excluding restructuring expenses of $4,818,0000, COGS was 84.7% of sales as compared to 93.2% in the third quarter of 1993. The decrease as a percentage of net sales of 8.5% was due to increased margins in North American operations as a result of the favorable effect of higher sales volumes relative to fixed manufacturing overhead as well as improved supplier performance which reduced premium freight and labor costs compared to 1993.

Selling and administrative expenses increased $298,000 or 3.7% from the third quarter of 1993 primarily due to an increased liability for stock appreciation rights (SAR's) issued in 1990, sales and use taxes and increased legal fees partially offset by decreased research and development expenses and distribution expenses and income from an insurance settlement in 1993. The SAR's have increased in value due to the increase in the market value of the Company's common stock.

Interest expense decreased $237,000 as lower debt levels were partially offset by higher interest rates.


Nine months ended September 30:

Manufacturing operations for the first nine months resulted in an operating profit of $12,334,000 compared to $656,000 in 1993, excluding 1993 restructuring expenses of $4,818,000. North American operations improved as operating income increased to $13,366,000 from a loss of $130,000 in 1993, excluding restructuring expenses of $2,900,000 in 1993. The improvement in North American earnings was primarily due to improved margins and increased sales volume. United Kingdom operations worsened as lower margins resulted in increased operating losses of $1,756,000 compared to $1,287,000 in 1993, excluding restructuring expenses of $1,918,000 in 1993. Australian operations earned operating income of $724,000 compared to operating income of $2,073,000 in 1993 as sales volumes to North American operations were reduced.

Sales increased $40,836,000 or 17.8%, primarily in the North American operations. North American sales increased 18.8% due to an increase in original equipment market pricing and shipments. These shipments are up due to higher new vehicle sales over the prior year and the Company's displacement of a competitor's product at an original equipment customer.

Cost of goods sold (COGS) increased $25,806,000, or 12.3%. Excluding 1993 restructuring expenses of $4,818,000, COGS was 86.9% of sales as compared to 89.0% in 1993. The decrease as a percentage of net sales of 2.1% was due to increased margins in North American operations as a result of the aforementioned effect of higher sales volumes relative to fixed manufacturing overhead as well as improved supplier performance which reduced premium freight and labor costs compared to 1993.

Selling and administrative expenses decreased $1,466,000 or 6.0% from 1993 primarily due to decreased research and development expenses and distribution expenses.

Interest expense decreased $536,000 as lower debt levels were partially offset by higher interest rates.

Liquidity and Capital Resources -

    The Company generated $18,294,000 of cash from operating activities. Net income before depreciation and amortization was $16,779,000.
Operating cash was used to reduce net debt levels by $9,293,000 and invest in capital expenditures of $10,083,000.

    The Company has total credit facilities of $67,200,000 with credit available under these lines of $14,749,000 at September 30, 1994. In North America, the Company has credit facilities of $52,400,000. The revolving credit facility provides for borrowings of up to $42,000,000 to the extent of available collateral and is secured by accounts receivable and inventory. This facility has been amended by extending the maturity date to October 31, 1995 and reducing the borrowing rate to prime plus 150 basis points. Availability under this facility at September 30, 1994 was $12,800,000. The Company's U.K. subsidiary currently has 7,900,000 pounds sterling or approximately $12,454,000 in credit facilities, both unsecured and secured. Availability under these facilities at September 30, 1994 was approximately 903,000 pounds sterling or approximately $1,424,000. The Company's Australian subsidiary has credit facilities of $3,100,000 Australian dollars or approximately $2,294,000. Availability under these facilities at September 30, 1994 was $710,000 Australian dollars or approximately $525,000.

    Expenditures for the current portion of restructuring liabilities will total $2,878,000. The Company expects capital expenditures over the next twelve months to be in the range of $12 million to $15 million. Funding for these is expected to be provided by cash generated from operations. Existing credit facilities will be used to fund seasonal working capital fluctuations. See note 8 to the Consolidated Financial Statements for a discussion of contingent items.

    The Company entered into a contract in September 1993 for the sale of its nine acres of land in London for 11,000,000 pounds sterling or approximately $17,340,000. The contract is contingent upon obtaining governmental approval to rezone the property from industrial to non-food retail park use. Local and regional governmental agencies have given approval to the rezoning of the property from industrial to non-food retail park use, with final approval from the Department of the Environment pending. The Company expects this final approval to be granted prior to the end of the year. Upon satisfaction of the contingency to the contract of sale, the Company expects the gain on the sale of the land to offset the accounting recognition of the deferred restructuring expenses of 10,960,000 pounds sterling or $17,278,000 included in current assets. The proceeds from the sale is expected to generate cash of approximately $17,340,000 and be received approximately twelve months from the receipt of the final approval of the rezoning.

    In the first nine months of 1994, the Company generated cash flow from operations of $18.3 million as a result of strong earnings and working capital reductions. Cash flows from earnings represent the Company's primary sources of cash. Additionally, the Company anticipates generating cash from the sale of its land in the United Kingdom. Management expects cash from operations and existing credit facilities will be sufficient to meet capital requirements and other planned commitments over the next twelve months. Management expects in the long-term to be able to significantly reduce worldwide debt with cash generated from operations, while providing for increased capital to fund growth opportunities.

PART II.  Other Information


Item 1.  Legal Proceedings

    On October 4, 1994, Environmental Waste Technology (EWT), the original disposal contractor for the Frontier Chemical-Royal Avenue (Phase I) Superfund Site, filed an action in New York State Supreme Court, Monroe County, naming the Frontier Chemical Superfund Site Potentially Responsible Party Group as a defendant, among others, alleging breach of contract and seeking monetary damages from the defendant group (of which the Company is one of approximately four hundred and twenty-nine (429) distinct business entities). In September 1994, the Company learned that it may be subject to a claim as a potentially responsible party, on a de-minimis basis, at a site commonly known as the Frontier Chemical-Pendelton, New York Site. No additional information is known at this time.


Item 2.  Changes in Securities

    None


Item 3.  Default upon Senior Securities

    None


Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    The Company has been in discussion with a number of firms that have expressed interest in acquiring the Company. Goldman Sachs has been retained as financial advisor in connection with a possible sale of the Company and solicitations of expression of interests relating thereto. The Company is considering all possible strategies to maximize shareholder value and is hopeful that its strategic future will be clarified by year-end.


Item 6.  Exhibits and Reports on Form 8-K

    None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRICO PRODUCTS CORPORATION




  Date:  11/01/94                      /s/ Christopher T. Dunstan
                                       Christopher T. Dunstan,
                                       Vice Chairman, Senior Vice
                                        President Finance and
                                        Administration, CFO



  Date:  11/01/94                      /s/ Eric B. Brooks
                                       Eric B. Brooks,
                                       Controller
                                        (Chief Accounting Officer)